Form 10-K/A
period 1996-12-31
SALOMON BROS MORT SEC VII INC ASSET BK FL RTE CE SE 1996 LB3
filed 1997-07-09
CIK 1028672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  333-14225 and 333-22559

       Salomon Brothers Mortgage Securities VII, Inc., Series 1996-LB3 Trust
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-2009656, 52-2009657
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Salomon Brothers Mortgage Securities VII, Inc., Series 1996-LB3 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Salomon Brothers Mortgage Securities VII, Inc., as Depositor, (the "Depositor"), Long Beach Mortgage Company, as Master Servicer, (the "Master Servicer") and Norwest Bank Minnesota, N.A., as Trustee, ( the "Trustee"), pursuant to which the Salomon Brothers Mortgage Securities VII, Inc., Series 1996-LB3 Trust, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Long Beach Mortgage Company, as Servicer<F1>

          99.2 Management Assertion Letter:

                   (a)  Long Beach Mortgage Company, as Servicer<F1>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a)  Long Beach Mortgage Company, as Servicer<F1>

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Omitted.

     (d)  Omitted.


<F1> Filed herewith.






                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


     Salomon Brothers Mortgage Securities VII, Inc., Series 1996-LB3 Trust

                       By: Norwest Bank Minnesota, N.A.,
                           as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: June 24, 1997



                                 EXHIBIT INDEX

          Exhibit No.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Long Beach Mortgage Company, as Servicer<F1>

          99.2 Management Assertion Letter:

                   (a)  Long Beach Mortgage Company, as Servicer<F1>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a)  Long Beach Mortgage Company, as Servicer<F1>

<F1> Filed herewith.